Form 10-K
period 2024-12-31
Bridgecrest Lending Auto Securitization Trust 2024-1; Bridgecrest Auto Funding LLC
filed 2025-03-28
CIK 2006743, 1974820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

BRIDGECREST LENDING AUTO SECURITIZATION TRUST 2024-1

(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Issuing Entity: 333-271899-02

Central Index Key Number of Issuing Entity: 0002006743

BRIDGECREST AUTO FUNDING LLC

(Exact Name of Depositor as Specified in its Charter)

Commission File Number of Depositor: 333-271899

Central Index Key Number of Depositor: 0001974820

BRIDGECREST ACCEPTANCE CORPORATION

(Exact Name of Sponsor as Specified in its Charter)

Central Index Key Number of Sponsor: 0001493927

Delaware

(State or Other Jurisdiction of Incorporation or Organization of Registrant)

93-6891955
(Issuing Entity’s I.R.S. Employer Identification No.)

Bridgecrest Auto Funding LLC 1720 W. Rio Salado Parkway Tempe, Arizona	85281
(Address of Principal Executive Offices of Registrant)	(Zip Code)

(888) 418-1212

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, or as of the last business day of the registrant’s most recently completed second fiscal quarter.

Documents Incorporated by Reference.      See Exhibit Index.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1. Business.

(b)	Item 1A. Risk Factors.

(c)	Item 1C. Cybersecurity.

(d)	Item 2. Properties.

(e)	Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by Bridgecrest Lending Auto Securitization Trust 2024-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies, or of which any property of the following companies is the subject, that are or would be material to holders of the Notes or the Certificates: Bridgecrest Acceptance Corporation (the “Sponsor”), Bridgecrest Auto Funding LLC (the “Depositor”), Computershare Trust Company, National Association (the “Indenture Trustee”), Bridgecrest Acceptance Corporation (the “Servicer”) or the Issuing Entity.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Participants”) have each been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Participants has provided a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, a “Report on Assessment”) by one or more registered public accounting firms, which Reports on Assessment are also attached as exhibits to this Form 10-K. None of the Servicing Reports or the Reports on Assessment have identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has provided a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Those exhibits required by Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit
No.	Document Description

3.1	Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-3 (No. 333-271899) filed with the Commission by the Depositor on May 12, 2023 (the “Registration Statement”)).

3.2	Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Indenture, dated as of January 24, 2024 (the “Closing Date”), between Bridgecrest Lending Auto Securitization Trust 2024-1 (the “Issuer”), Bridgecrest Lending Auto Securitization Grantor Trust 2024-1 (the “Grantor Trust”) and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission by the Depositor on January 24, 2024 (the “Closing 8-K”)).

10.1	Purchase Agreement, dated as of the Closing Date, between the Sponsor and the Depositor (incorporated by reference to Exhibit 10.1 to the Current Report on the Closing 8-K).

10.2	Sale and Servicing Agreement, dated as of the Closing Date, among the Issuer, the Grantor Trust, the Depositor, the Servicer, Computershare Trust Company, National Association, as standby servicer (the “Standby Servicer”), and the Indenture Trustee (incorporated by reference to Exhibit 10.2 to the Current Report on the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as the Closing Date, between the Issuer and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Current Report on the Closing 8-K).

10.4	Administration Agreement, dated as of the Closing Date, among the Issuer, the Grantor Trust, Bridgecrest Acceptance Corporation, as administrator (the “Administrator”), and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to the Current Report on the Closing 8-K).

10.5	Amended and Restated Trust Agreement, dated as of the Closing Date, between the Depositor and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer (the “Owner Trustee”) (incorporated by reference to Exhibit 10.5 to the Current Report on the Closing 8-K).

10.6	Amended and Restated Grantor Trust Agreement, dated as of the Closing Date, between the Issuer and Wilmington Trust, National Association, not in its individual capacity but solely as grantor trust trustee for the Grantor Trust (the “Grantor Trust Trustee”) (incorporated by reference to Exhibit 10.6 to the Current Report on the Closing 8-K).

10.7	Asset Representations Review Agreement, dated as of the Closing Date, among the Issuer, the Grantor Trust, the Sponsor, the Servicer and Clayton Fixed Income Services LLC, as asset representations reviewer (the “Asset Representations Reviewer”) (incorporated by reference to Exhibit 10.7 to the Current Report on the Closing 8-K).

31.1	Certification of Senior Officer in Charge of Securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of the Indenture Trustee.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP, on behalf of the Indenture Trustee.

35.1	Servicer Compliance Statement of the Servicer.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGECREST AUTO FUNDING LLC, as Depositor

	By:	/s/ Daniel Gaudreau
	Name:	Daniel Gaudreau
	Title:	President
(senior officer in charge of securitization)

March 28, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.